Form 10-K
period 2020-05-31
HYGGE INTEGRATED BRANDS CORP.
filed 2020-08-18
CIK 1803284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 333-237603

HYGGE INTEGRATED BRANDS CORP.
( Exact name of registrant as specified in its charter)

Nevada	84-5155876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1 Yonge St., Unit 1801, Toronto, ON	M5E 1W7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (416) 214-3656

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of November 30, 2019 the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $19,000.

As of August 18, 2020, there were 2,471,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement and Management Consultant Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 8, 2020.

HYGGE INTEGRATED BRANDS CORP.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-  the uncertainty of profitability based upon our history of losses;

-  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

-  risks related to our international operations and currency exchange fluctuations; and

-  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Hygge Hound” mean Hygge Integrated Brands Corp. and its wholly owned subsidiary Hygge Integrated Brands Corp. (Canada), unless otherwise indicated.

Item 1.    BUSINESS

Our Business

Hygge Integrated Brands Corp., a Nevada corporation, was formed under the laws of the State of Nevada on February 15, 2018.  Hygge Integrated Brands Corp., operating as Hygge Hound, is a contemporary lifestyle brand for pet owners that embodies true Scandinavian minimalism combined with practical functionality. Our products, made with pets, humans and homes in mind, focuses on natural materials and clean, simple, minimalist design for pets.

Hygge Hound intends to expand production of a range of dog products, including dog beds and grooming products, which embody the hygge philosophy - living in comfort, happiness and in complete absence of stress and nuisance. Currently we offer through our website www.myhyggehound.com hypoallergenic pet shampoo and premium dog beds. Our pet shampoo is manufactured in the United States and dog beds are manufactured in Canada.

On May 4, 2018, the Company formed a wholly owned subsidiary, Hygge Integrated Brands Corp. (Canada), an Ontario, Canada Corporation (“HIBC CAD”).

Our Products

Shampoo

We at Hygge Hound are true believers in less-is-more holistic approach to clean, nourished skin and coat. Our company is committed to making pet grooming products without harmful parabens or sulfates and mineral oils. We strive to use only a few high-performance products with the right key ingredients such as real oats and aloe extracts in our shampoos and other grooming products. Currently we are working with a contract manufacturer located in Montana, USA. We have begun the production and sale of our own brand of hypoallergenic shampoo in April of 2020.

Dog Beds

Our Hygge Hound Cushion dog bed brings together comfort, simplicity and style. We offer our beds in three sizes: small (30x20x6 inches), medium (35x25x8 inches) and large (40x32x8 inches). Our beds are handcrafted and manufactured in Toronto, Canada, with tough and durable cotton canvas that has a tight weave to withstand puppy scratching. The dog bed has a hidden zipper in the back, allowing the owner to remove the cover for washing.  Both the covers and inner pillows are all machine washable and can be put in the dryer.

We only use cotton for our bed covers, as well as for the inner pillows. Cotton is better for your dog because it is breathable, non-allergenic, and is ideal for those with sensitive skin. We also offer replacement parts for our beds.  We stuff our dog beds by hand with down alternative microfiber fill used in high quality human bedding. Our synthetic down is 100% hypoallergenic white polyester microfiber that looks and feel just like real goose down feather fill, but cruelty and allergen free.

 Key Features:

-  Super soft internal cushion, generously hand stuffed with down alternative used in human bedding. Our synthetic down fill is mold and mildew resistant and 100% hypoallergenic;

-  High quality, 100% USA made, cotton canvas cover and unbleached 100% cotton inner pillow cover;

-  Cover and inner pillow are machine washable and dryable;

-  Contemporary minimalistic design without compromising on your home decor.

Our dog beds are manufactured by our Canadian wholly owned subsidiary in Toronto, Canada. The subsidiary’s manufacturer identification number assigned by the Competition Bureau of Canada is CA64388. The subsidiary sources raw materials and employs seamstresses on a contract basis. The contractors work from their own premises and with their own equipment. We have a verbal agreement with our seamstresses to manufacture our dog beds and pay for the finished products upon completion based on the number of units produced.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We filed a “Hygge Hound” trademark with the USPTO. The serial number for the application is 88754616. The application is under review and there is no guarantee that it will be registered.

We currently do not have any patents. We are not party to any license, franchise, concession, or royalty agreements or any labor contracts except management consulting agreements with our officer and director.

Research and Development Activities

Other than time spent researching our proposed business and purchasing raw materials and product samples we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

Currently we do not have full time employees except our officer and director. We employ seamstresses for our dog beds manufacturing on a contract basis.  We plan to hire additional employees as needed as the Company grows.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

 Item 1A. RISK FACTORS

Risks Related to our Business and Industry

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were formed on February 15, 2018 and begun operations during the period ended May 31, 2018.  We have a limited operating history upon which an evaluation of our future success or failure can be made.  Currently we generate revenue from sales of our products through our website. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

Hygge Integrated Brands Corp. is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

Hygge Integrated Brands Corp. is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Hygge IBC has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Hygge IBC is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934.

For so long as Hygge IBC remains an "emerging growth company" as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. Hygge IBC cannot predict if investors will consider its shares of common stock less attractive because our reliance on some or all of these exemptions. If some investors find Hygge IBC's shares of common stock less attractive as a result, the trading market for its shares of common stock may be less active, and its stock price may be more volatile.

If Hygge IBC avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Hygge IBC and may result in less investor confidence.

The JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". Hygge IBC meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Hygge IBC is choosing to opt out of such extended transition period, and as a result, Hygge IBC will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.

In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

To date, we have relied primarily upon cash from the private sale of equity securities and cash advances from our officer and director. We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  We have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

 Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The pet products industry is highly competitive and has low barriers to entry. Our competitors vary in size and in the variety of products they offer. Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than we have. As a result, these competitors may have greater credibility with both existing and potential customers. These competitors may be able to adapt more quickly to new or emerging pet products trends and innovations and changes in customer requirements. They also may be able to offer more products and more aggressively promote and sell their products. Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products and improve existing products.

Our growth depends, in part, on our ability to successfully introduce new products and improve and reposition our existing products to meet the requirements of our customers and the needs of their pets.

This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products involves considerable costs. In addition, it may be difficult to establish new supplier relationships and determine appropriate product selection when developing a new product. Any new product may not generate sufficient customer interest and sales to become a profitable product or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful efforts may adversely affect our brand and reputation.

If we are unable to anticipate, identify, develop or market products that respond to changes in requirements and preferences, or if our new product introductions, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

There may be decreased spending on pets in a challenging economic climate.

 The United States and other countries have experienced and continue to experience challenging economic conditions. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending. In addition, a slow-down in the general economy or a shift in consumer preferences to less expensive products may result in reduced demand for our products, which may affect our profitability. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some of our consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a challenging economic climate may cause a decline in demand for our products, which could be disproportionate as compared to competing pet brands. If economic conditions result in decreased spending on pets and have a negative impact on our suppliers or distributors, our business, financial condition and results of operations may be materially adversely affected.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we, or third parties on which we rely have distribution centers, concentrations of suppliers and sales and marketing teams or other business operations. The COVID-19 pandemic could materially affect our operations in North America, as well as the business or operations of our pet grooming products manufacturers, contractors, customers and other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have operations. Such health epidemics could also affect the business or operations of our third party products manufacturers, contractors, customers and other third parties with whom we conduct business.

The effects of the public health directives and orders, may negatively impact our productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to generate revenues, or access capital, which could in the future negatively affect our liquidity and our operations and will cause us to go out of business.

Our third-party contract manufacturers may breach our manufacturing agreements, most of which are not exclusive such that these manufacturers could produce similar products for our competitors.

We have contracts with our manufacturers who fulfill our purchase orders. Our manufacturers may breach these agreements and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain products in adequate quantities, of required quality and at acceptable prices from our third-party contract manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

In addition, most of our arrangements with our manufacturers are not exclusive. As a result, certain of our manufacturers could produce similar products for our competitors. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers that could impair or eliminate our access to manufacturing capacity. Our manufacturers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity.

We May be Adversely Affected by Labour Disruptions

Our business depends on our ability to source and distribute products in a timely manner. Labour disputes at factories, shipping ports, transportation carriers, or distribution centres create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand.

We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. We allow our customers to return products or offer refunds, subject to our return and refunds policy. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which may have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

Our products are manufactured in the USA and Canada. Although, we generally purchase raw materials and pay for products manufactured by the third party manufacturers in U.S. dollars, the cost of these products may be affected by changes in the value of the relevant currencies.

Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses are generally derived from sales and operations in U.S. and foreign currencies, and these revenues and expenses may be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for financial reporting. Currency exchange rate fluctuations may also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency fluctuations may have a material adverse effect on our results of operations and financial condition.

We are subject to risks related to online payment methods.

We currently use a payments service provider to accept credit card and debit card payments for purchases through our website. In addition, we accept payments through PayPal. As a result, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional transaction fees charged by payment service providers and other regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

Under current credit and debit card practices, we may be liable for fraudulent transactions. As a result, we may suffer losses as a result of orders placed with fraudulent data even if the associated financial institution approved payment of the orders. If we are unable to detect or control credit and debit card fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

We depend on key personnel.

The Company’s success depends substantially on the performance of its CEO and key employee, Elena Krioukova. Given the Company’s relatively early stage of development, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes that it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company’s ability to develop, manufacture, market, sell, and enhance its products.

On January 1, 2020, we have entered into a management consultant agreement with our President and CEO. The term of the agreement is two years and either party can terminate it unilaterally with 60 days’ notice. If our CEO chooses to terminate her agreement, or if she is unable to perform her duties, and we are unable to retain replacement qualified individuals, this could have an adverse effect on our business operations, financial condition and operating results.

Because our director owns 60.7% of our outstanding common stock, she will make and control corporate decisions that may be disadvantageous to minority shareholders.

Our director owns approximately 60.7% of the outstanding shares of our common stock. Accordingly, she will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of this individual may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements.

Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address the board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so.

Our Board of Directors is comprised of one individual, who is also our executive officer. As a result, we do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.

For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided.

However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it is approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officers and directors.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein.  An investor would have the ability to effect service of process in any action on the company within the United States.  However, since Mrs. Krioukova, our officer and director, resides outside the United States, substantially all or a portion of her assets are located outside the United States.  As a result, it may not be possible for investors to:

•	effect service of process within the United States against your non-U.S. resident officers or directors;
•	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;
•	enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and
•	bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

None of the members of our Board of Directors are considered audit committee financial experts. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Members of our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting.

In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company.

This process of internal control evaluation and attestation may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

Risks Related to our Common Stock

Your shares could be diluted by any future issuance of capital stock and derivative securities.

As of August 18, 2020, we had 2,471,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.

To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Hygge Integrated Brands Corp. will need to come through appreciation of the stock’s price.

There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers’ network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We plan to take steps to enable our common stock to be quoted on an inter-dealer quotation system such as the OTC Markets or the Nasdaq OMX. However, we can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history.

Even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.

Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

-  variations in our quarterly operating results;

-  price competition or pricing changes by us or our competitors;

- disease outbreaks, or labor strikes that disrupt our production supply chain;

- new products offerings or other actions by our competitors;

- our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;

- additions or departures of key personnel;

- loss of a major customer, partner or joint venture participant;

- changes in financial estimates by securities analysts, if any; and

- fluctuations in stock market price and volume.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

If our common stock is accepted for quotation on the OTC Bulletin Board or OTC Link, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15G-9 requires:

  -  that a broker or dealer approve a person's account for transactions in penny stocks; and

  -  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -  obtain financial information and investment experience objectives of the person; and

      -  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      -  sets forth the basis on which the broker or dealer made the suitability determination; and

      -  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state.

Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

All of the currently outstanding shares of our Common Stock are ‘‘restricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the exemptions to registration afforded by Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

Rule 144 provisions.

As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days, or a 10% or more holder of the issued and outstanding shares) after the restricted securities have been held by the owner for a period of six months to one year. Out of all 2,471,000 shares of our Common Stock currently outstanding 971,000 shares of Common Stock have been held by non-affiliate shareholders for more than six months, but less than one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

An officer director, or a person holding 10% or more of the issued and outstanding shares, may not sell more than 1% of the issued and outstanding shares of Common Stock, and must first hold their shares for at least one year.

Item 2. PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders.

As of May 31, 2020, there were 28 record holders of 2,471,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

The Company’s officer and director subscribed for 1,000 shares at $0.001 per share upon incorporation on February 15, 2018. In September 2018, the Company sold 1,500,000 shares of its common stock at par to its director for $1,500 in cash. At the same time, the Company cancelled a subscription agreement for 1,000 common shares subscribed for by the Company’s director upon formation of the Company.

During November and December 2019, the Company issued 971,000 unregistered shares of common stock at $0.025 per share for total proceeds of $24,275.

In April of 2020, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register previously issued 971,000 shares of common stock. This Registration Statement was declared effective on July 2, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended May 31, 2020 and 2019.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.

Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

COVID-19 Update

The coronavirus (also known as COVID-19) pandemic has been a highly disruptive economic and societal event that has affected our business and has had a significant impact on consumer shopping behavior.

Since March 2020, the Province of Ontario, where we manufacture our dog beds, issued a state of emergency and all non-essential businesses were required to temporarily suspend operations. The effects of the public health directives and orders have negatively disrupted our business, our ability to continue manufacturing of our products and to start a direct marketing campaign targeting independent pet store owners. We paused the manufacturing of dog beds until restrictions under the emergency orders is lifted and it will be safe to resume operations. In the meantime, we launched our website www.myhyggehound.com and started selling and advertising pet shampoos and dog beds through our website in the fourth quarter of our 2020 fiscal year.

In addition, our pet shampoo manufacturer, located in Montana, U.S.A., advised us about future orders delays due to the priority of fulfillment of orders for sanitizing products.

We cannot predict the duration or severity of the economic impact of COVID-19 or its ultimate impact on our operations and liquidity, as such the situation remains unpredictable and risks still remain. Please refer to the “Risk Factors” disclosed on page 8 of our Annual Report.

Results of operations for the years ended May 31, 2020 and 2019.

Revenue

We started generating revenues from selling our products in the fourth quarter of our fiscal 2020. During the year ended May 31, 2019, we did not generate any revenue. The Company has been in the process of brand development, product design and establishing relationships with the third party pet grooming products manufacturing, designing and sourcing raw materials and establishing labor force for production of the pet beds.

Operating Income (Loss)

During the years ended May 31, 2020 and 2019, we had operating expenses of $32,182 and $29,365, respectively. This was due primarily to the advertising and marketing, research and development, website development, professional fees and general and administrative expenses incurred.

Comprehensive loss

We reported a net loss of $32,546 and $30,372 for the years ended May 31, 2020 and 2019, respectively. The comprehensive loss for the years ended May 31, 2020 and 2019 includes the loss on foreign exchange of $33,533 and $30,484, respectively.

Working Capital

	As of May 31, 2020	As of May 31, 2019

Total current assets	$21,797	$698
Total current liabilities	(68,417)	(38,040)
Working capital (deficiency)	$(46,620)	$(37,342)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. We started generating revenues in the fourth quarter of our fiscal 2020. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

Going Concern

As reflected in the accompanying financial statements as of May 31, 2020, the Company commenced generating revenues during the fourth quarter of the year ended May 31, 2020 and had an accumulated deficit of $71,245 and $38,699 as of May 31, 2020 and 2019, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019

Net cash used by operating activities	$(13,776)	$(11,147)
Cash used in investing activities	-	-
Cash provided by financing activities	32,275	9,027
Effects of exchange rates on cash	(1,007)	(112)
Net increase (decrease) in cash	$17,492	$(2,232)

Cash Flows from Operating Activities

Our cash used in operating activities as of May 31, 2020 of $13,776 (May 31, 2019: $11,147) is a net result of a net loss of $32,546 and $30,372 for the years ended May 31, 2020 and 2019, respectively and changes in our current assets and liabilities.

Cash flows resulting from changes in assets and liabilities for the year ended May 31, 2020, include an increase in accounts receivable of $1,399, the increase in the inventory of finished goods and raw materials of $2,583, the increase in accounts payable and accrued liabilities of $533, the increase in accounts payable due to related party of $20,793 and in interest on cash advances from related party of $1,051 and the decrease in prepaid expenses and other current assets of $375.

During the year ended May 31, 2020, the company acquired manufacturing supplies for production of the dog beds, manufactured finished products (dog beds) and received an order of pet shampoo from the third-party manufacturer. The increase in inventory represents costs of finished goods, raw materials and shipping supplies.

The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the amounts due to related party was due to expenses incurred on behalf of the Company and accrued interest on cash advances from the Company’s officer and director.

The decrease in prepaid expenses was due to decrease in our prepaid office rent, website hosting, accounting fees, contract labor combined with the increase in sales tax input tax credits. The increase in the sales tax credits was due to the payments of the sales tax on the inventory items and operating expenses. This portion of the input tax credit will be offset by the sales taxes related to the sale of our products.

Cash flows resulting from changes in assets and liabilities for the year ended May 31, 2019, include a decrease in prepaid expenses of $18,319, the increase in interest on cash advances from our officer and director of $1,007 and a decrease in accounts payable and accrued liabilities of $101. The decrease in prepaid expenses is net result of our payments for brand identity, website and packaging development. The increase in the amounts due to related party was due to accrued interest on cash advances from the Company’s officer and director. The decrease in accounts payable was due to re-payment of a portion of current liabilities during the year.

Cash Flows from Investing Activities

We did not generate or use any cash in our investing activities during the year ended May 31, 2020 and 2019.

Cash Flows from Financing Activities

We have generated $32,275 and $9,027 from financing activities during the years ended May 31, 2020 and 2019, respectively. During November and December 2019, the Company issued 971,000 shares of common stock at $0.025 per share for total proceeds of $24,275.

During the years ended May 31, 2020 and 2019 the CEO of the Company provided loans of $8,000 and $9,842 respectively. During the years ended May 31, 2020 and 2019 the Company made payments on these loans of $0 and $2,315, respectively. The loans are payable on demand, unsecured, and bear interest at 3.0% per annum.

The Company’s officer and director subscribed for 1,000 shares at $0.001 per share upon incorporation on February 15, 2018. In September 2018, the Company sold 1,500,000 shares of its common stock at par to its director for $1,500 in cash. At the same time, the Company cancelled a subscription agreement for 1,000 common shares subscribed for by the Company’s director upon formation of the Company.

We have a limited operating history upon which an evaluation of our future success or failure can be made. We started generating revenues in the fourth quarter of our fiscal 2020. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. This is why our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. bank loan, line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits sufficient to cover our operating costs or to obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. See Note 2 to the Financial Statements.

Critical Accounting Policies

"A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended May 31, 2020; however, we consider our critical accounting policies to be those related to revenue recognition and calculation of revenue share expense (cost of revenues). Following is a summary of those policies:

Revenue Recognition

The Company applies paragraph ASC 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company recognizes revenues from product sales when the customer orders an item through the Hygge Hound’s website or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is delivered to the local customer, or shipped from the Company’s facilities and delivered to the carrier. Revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and provides the primary customer service for all products sold on Company’s website or mobile applications, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products sold on Company’s website or mobile applications.

The Company generates net sales from sales of pet grooming products and pet accessories, and related shipping fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. To encourage customers to purchase its products, the Company periodically provides incentive offers. Generally, these promotions include current discount offers, such as percentage discounts off current purchases and other similar offers. These offers, when accepted by customers, are treated as a reduction to the transaction price. Revenue typically consists of the consideration received from the customer when the order is executed less a refund allowance, which is estimated using historical experience.

Taxes collected from customers for remittance to governmental authorities are excluded from net sales.

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2020 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.

Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

- identify the contract with a customer;

- identify the performance obligations in the contract;

- determine the transaction price;

- allocate the transaction price to performance obligations in the contract; and

- recognize revenue as the performance obligation is satisfied.

Cost of Sales

Cost of goods sold includes the purchase price, or manufacturing cost, of inventory sold, freight costs associated with inventory, shipping supply costs, inventory shrinkage costs and valuation adjustments and reductions for promotions and discounts offered by the Company’s third-party manufacturers and suppliers of raw materials.

Off Balance Sheet Arrangements

As of May 31, 2020 and 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYGGE INTEGRATED BRANDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hygge Integrated Brands Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hygge Integrated Brands Corp (“the Company”) as of May 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2020, and the results of its operations and its cash flows for the year ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency and accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Salt Lake City, UT

August 18, 2020

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED BALANCE SHEETS
	May 31, 2020	May 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$17,509	$17
Accounts receivable	1,399	-
Inventory	2,583	-
Prepaids and other current assets	306	681
Total current assets	21,797	698
Total Assets	$21,797	$698
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$969	$436
Accounts payable - related party	22,417	1,624
Loan payable - related party	45,031	35,980
Total current liabilities	68,417	38,040
Total Liabilities	68,417	38,040

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,471,000 and 1,500,000 shares issued and outstanding as of May 31, 2020 and 2019, respectively	2,471	1,500
Additional paid-in capital	23,304	-
Accumulated deficit	(71,245)	(38,699)
Accumulated other comprehensive loss	(1,150)	(143)
Total stockholders' deficiency	(46,620)	(37,342)
Total Liabilities and Stockholders' Deficiency	$21,797	$698

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019

Revenue	$1,989	$-
Cost of revenue	1,302	-
Gross profit	687	-

Operating Expenses:
Advertising and marketing	-	15,000
Research and development	-	10,000
Website development	-	4,000
Professional fees	15,000	-
Executive compensation	2,500	-
Travel and promotion	9,348	-
General and administrative	5,334	365
Total operating expenses	32,182	29,365
Loss from Operations	(31,495)	(29,365)
Other Income (Expense)
Interest expense	(1,051)	(1,007)
Total Other Income (Expense)	(1,051)	(1,007)
Loss Before Income Taxes	(32,546)	(30,372)
Income tax provision	-	-
Net Loss	$(32,546)	$(30,372)
Other Comprehensive Income (Loss)
Foreign currency translation loss	(1,007)	(112)
Comprehensive Loss	$(33,553)	$(30,484)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.02)	$(0.03)
Weighted Average Shares Outstanding - Basic and Diluted	2,010,997	1,047,945

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFCIENCY For the Years Ended May 31, 2020, and 2019
	Common Stock		Common Stock	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
Description	Shares	Amount	Subscriptions	Capital	Deficit	Loss	Total

Balances at May 31, 2018	-	$-	$1	$-	$(8,327)	$(31)	$(8,357)
Cancellation of prior year stock subscription	-	-	(1)	-	-	-	(1)
Common stock issued for cash at $0.001 per share	1,500,000	1,500	-	-	-	-	1,500
Net loss	-	-	-	-	(30,372)	-	(30,372)
Foreign currency translation loss	-	-	-	-	-	(112)	(112)
Balances at May 31, 2019	1,500,000	$1,500	$-	$-	$(38,699)	$(143)	$(37,342)

Common stock issued for cash at $0.025 per share	971,000	971	-	23,304	-	-	24,275
Net loss	-	-	-	-	(32,546)	-	(32,546)
Foreign currency translation loss	-	-	-	-	-	(1,007)	(1,007)
Balances at May 31, 2020	2,471,000	$2,471	$-	$23,304	$(71,245)	$(1,150)	$(46,620)

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019
Operating Activities:
Net loss	$(32,546)	$(30,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts receivable	(1,399)	-
Inventory	(2,583)	-
Prepaids and other current assets	375	18,319
Accounts payable and accrued liabilities	533	(101)
Accounts payable - related party	20,793	-
Interest on loan payable - related party	1,051	1,007
Net Cash Used in Operating Activities	(13,776)	(11,147)

Investing Activities:	-	-

Financing Activities:
Proceeds from issuance of common stock	24,275	1,500
Proceeds from loan payable – related party, net	8,000	7,527
Net Cash Provided by Financing Activities	32,275	9,027

Effects of exchange rates on cash	(1,007)	(112)
Net Change in Cash	17,492	(2,232)
Cash - Beginning of Period	17	2,249
Cash - End of Period	$17,509	$17

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Investing and Financing Activities
Cancellation of prior year subscription payable	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP.

NOTES TO THE MAY 31, 2020 AND 2019

CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Hygge Integrated Brands Corp., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on February 15, 2018. Hygge Integrated Brands Corp., operating as Hygge Hound, is a contemporary lifestyle brand for pet owners that embodies true Scandinavian minimalism combined with practical functionality. Our products, made with pets, humans and homes in mind, focuses on natural materials and clean, simple, minimalist design for pets. Hygge Hound produces a range of dog products, including dog beds and grooming products that embody the hygge philosophy - living in comfort, happiness and in complete absence of stress and nuisance.

On May 4, 2018, the Company formed a wholly owned subsidiary, Hygge Integrated Brands Corp. (Canada), an Ontario, Canada Corporation (“HIBC CAD”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of May 31, 2020 and 2019. All intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily  operations by way of a public or private offering, among other factors;

(iv)

Inventory reserve. Management did not establish an inventory reserve due to insufficient historical data of inventory losses. The Company will establish the inventory reserve based on the historical data collected during the year ended May 31, 2021. We will maintain reserves for excess and obsolete inventories to reflect our inventory at the lower of its stated cost or market value. Our estimate for excess and obsolete inventory will be based upon our assumptions about future demand and market conditions. If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If we are able to sell such inventory any related reserves would be reversed in the period of sale.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivable are comprised of customer receivables. The Company’s net customer receivables were $1,399 and $0 as of May 31, 2020 and May 31, 2019, respectively, and consist of credit and debit card receivables from online payment processor, which typically settle within five business days. The Company does not maintain an allowance for doubtful accounts as historical losses on customer and vendor receivables have not been significant.

Inventory

The Company’s inventories consist of raw materials and finished goods, which are products available for sale and are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value.

Inventory costs consist of product manufacturing costs including materials and labor and inbound shipping and handling costs. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or returns to product vendors. Inventory valuation losses are recorded as cost of goods sold and historical losses have not been significant.

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard June 1, 2019, using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.

Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

- identify the contract with a customer;

- identify the performance obligations in the contract;

- determine the transaction price;

- allocate the transaction price to performance obligations in the contract; and

- recognize revenue as the performance obligation is satisfied.

The Company recognizes revenues from product sales when the customer orders an item through the Hygge Hound’s website or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is delivered to the local customer, or shipped from the Company’s facilities and delivered to the carrier.

Revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and provides the primary customer service for all products sold on Company’s website or mobile applications, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products sold on Company’s website or mobile applications.

The Company generates net sales from sales of pet grooming products and pet accessories, and related shipping fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. To encourage customers to purchase its products, the Company periodically provides incentive offers. Generally, these promotions include current discount offers, such as percentage discounts off current purchases and other similar offers. These offers, when accepted by customers, are treated as a reduction to the transaction price. Revenue typically consists of the consideration received from the customer when the order is executed less a refund allowance, which is estimated using historical experience.

Taxes collected from customers for remittance to governmental authorities are excluded from net sales. The following table presents our revenues disaggregated by products. Sales and other similar taxes are excluded from revenues.

	2020	2019
Dog beds	$1,840	$-
Pet shampoo	149	-
Total revenue:	$1,989	$-

Cost of Sales

Cost of goods sold includes the purchase price, or manufacturing cost, of inventory sold, freight costs associated with inventory, shipping supply costs, inventory shrinkage costs and valuation adjustments and reductions for promotions and discounts offered by the Company’s third-party manufacturers and suppliers of raw materials.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at May 31, 2020 and 2019.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

The Company’s wholly owned Canadian subsidiary uses the CAD Dollar as its reporting currency as well as its functional currency. The change in exchange rates between the U.S. Dollar, the Company’s reporting and functional currency and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Translation

The adjustments resulting from the translation process of the Company’s Canadian subsidiary accounts are reported in other comprehensive income. The cumulative foreign currency translation adjustments are only reclassified to net income when the gains or losses are realized upon sale or upon complete (or substantially complete) liquidation in the foreign subsidiary. These translation adjustments impact the subsidiary’s net assets and the Company’s net investment in the subsidiary.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied.

Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended May 31, 2020 and 2019.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at May 31, 2020 and 2019, which raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is generating revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to continue operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

Inventory consisted of the following at May 31, 2020 and 2019:

	2020	2019
Inventory – finished goods	$2,023	$-
Inventory – raw materials	560	-
Less: Inventory impairment allowance	-	-
Total	$2,583	$-

Note 5 – Related Party Transactions

On January 1, 2020, the Company entered into a Management Consultant Agreement with our President and CEO. The term of the agreement is two years and either party can terminate it unilaterally with 60 days’ notice. During the term of this agreement, the Company shall pay the Consultant a consultant fee in consideration of the provision of the consulting services equal to USD $500 per month. The Board of Directors may increase or decrease the amount of compensation paid to our President and CEO from time to time.

Accounts Payable – Related Party

As of May 31, 2020 and 2019 the Company owed its director and officer $22,417 and $1,624, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable – Related Party

During the years ended May 31, 2020 and 2019 the CEO of the Company provided loans of $8,000 and $9,842 respectively. During the years ended May 31, 2020 and 2019 the Company made payments on these loans of $0 and $2,315, respectively. The loans are payable on demand, unsecured, and bear interest at 3.0% per annum. As at May 31, 2020 and 2019, the Company had accrued $2,192 and $1,141 respectively in interest expense related to these loans.

As of May 31, 2020 and 2019 the Company owed its officer $45,031 and $35,980 for loan principle and accrued interest.

Note 6 – Stockholders’ Deficiency

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Unregistered shares of common stock

The Company’s officer and director subscribed for 1,000 shares at $0.001 per share upon incorporation on February 15, 2018. In September 2018, the Company sold 1,500,000 shares of its common stock at par to its director for $1,500 in cash. At the same time, the Company cancelled a subscription agreement for 1,000 common shares subscribed for by the Company’s director upon formation of the Company.

Registered shares of common stock

During November and December 2019, the Company issued 971,000 unregistered shares of common stock at $0.025 per share for total proceeds of $24,275.

In April of 2020, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register previously issued 971,000 shares of common stock. This Registration Statement was declared effective on July 2, 2020.

Note 7 – Income Tax

Deferred Tax Assets

At May 31, 2020 and 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $71,245 and $38,699, respectively, that may be offset against future taxable income through 2038.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,961, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	May 31, 2020	May 31, 2019
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$14,961	$8,127
Less valuation allowance	(14,961)	(8,127)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,834 during the year ended May 31, 2020 and $6,378 during the year ended May 31, 2019.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019

Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%
Effective income tax rate	0.00%	0.00%

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at May 31, 2020 and 2019.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended May 31, 2020 and 2019, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at May 31, 2020 and 2019 relating to unrecognized tax benefits.

The tax years 2018-2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 8 – Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of May 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of May 31, 2020, management determined material weaknesses existed with our internal control over financial reporting as discussed below. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of May 31, 2020.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in the Company’s review of its financial statements in the future of being in-effective.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. This will be achieved by: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Elena Krioukova	59	CEO, CFO, President, Secretary, Treasurer and Director

The Directors will serve as Directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Hygge Integrated Brands Corp affairs.

Elena Krioukova, 59, CEO, CFO, President, Secretary and Director. Elena Krioukova was our officer and director since the company’s inception. For the past 10 years, Elena worked as a bookkeeper, accountant and CFO for various private companies. She received her training in financial management from British Columbia Institute of Technology. For the past two decades, Elena provided accounting and bookkeeping services to small to medium size businesses.

Elena also gained experience while serving as a CFO for a start-up tea company. She was involved in all aspects in running a development stage food manufacturing company, including working closely with distributors, sales representatives and marketing specialists. Elena is a key contributor to the success of Hygge Hound brand due to her experience in the consumer wellness product category.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2019 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-Equity	Non-qualified	All
						Incentive	Deferred	Other
				Stock	Option	Plan	Compensation	Compensation
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	(1)	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Elena Krioukova	2020	-	-	-	-	-	-	2,500	2,500
President, CEO, Treasurer	2019	-	-	-	-	-	-	-	-

________________________

(1)       Amount shown for 2020 represents accrued management consulting fees for the period from January 1, 2020 to May 31, 2020

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference.

For the years ended May 31, 2020 and 2019, the accrued management consulting fees due to the Company’s CEO as of May 31, 2020 and 2019 were $2,500 and $0, respectively. No monetary compensation was paid to the Company’s CEO in regards to the accrued management consulting fees as of May 31, 2020 and August 12, 2020.

We have not provided our named executive officers with perquisites or other personal benefits.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2020 and 2019.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended May 31, 2020 and 2019.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of May 31, 2020.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Elena Krioukova, Chief Executive Officer, President	-	-	-	-	-	-	-	-	-

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 31, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of May 31, 2020 there were 2,471,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Elena Krioukova, CEO, President and Director	1,500,000	60.7

Common	All executive officers and directors	1,500,000	60.7

(1) Applicable percentage of ownership is based on 2,471,000 shares of common stock outstanding on May 31, 2020.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of May 31, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 31, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of May 31, 2020 there were 1,500,000 shares of common stock outstanding owned by our current officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 1, 2020, the Company entered into a Management Consultant Agreement with our President and CEO. The term of the agreement is two years and either party can terminate it unilaterally with 60 days’ notice. During the term of this agreement, the Company shall pay the Consultant a consultant fee in consideration of the provision of the consulting services equal to USD $500 per month. The Board of Directors may increase or decrease the amount of compensation paid to our President and CEO from time to time.

Consulting services provided by the Company’s officer for the years ended May 31, 2020 and 2019 were as follows:

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)

Elena Krioukova, CEO and Chairman of the Board	2020	-	-	2,500	2,500
	2019	-	-	-	-

___________________________

(1)  Amount shown for 2020 represents accrued management consulting fees for the period from January 1, 2020 to May 31, 2020.

Accounts Payable – Related Party

As of May 31, 2020 and 2019 the Company owed its director and officer $22,417 and $1,624, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable – Related Party

During the years ended May 31, 2020 and 2019 the CEO of the Company provided loans of $8,000 and $9,842 respectively. During the years ended May 31, 2020 and 2019 the Company made payments on these loans of $0 and $2,315, respectively. The loans are payable on demand, unsecured, and bear interest at 3.0% per annum. As at May 31, 2020 and 2019, the Company had accrued $2,192 and $1,141 respectively in interest expense related to these loans.

As of May 31, 2020 and 2019 the Company owed its officer $45,031 and $35,980 for loan principle and accrued interest.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his/her interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our Director, Elena Krioukova, is also our Chief Executive Officer. As a result, we do not have independent directors on our Board of Directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended May 31, 2020 and 2019, we engaged Sadler, Gibb & Associates LLC as our independent auditor. For the years ended May 31, 2020, and 2019, we incurred fees as discussed below:

	Year Ended May 31, 2020	Year Ended May 31, 2019

Audit fees	$9,500	$9,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  Tax fees represent fees related to preparation of our corporation income tax returns.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 8, 2020.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 8, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hygge Integrated Brands Corp.

Date: August 18, 2020	/s/ Elena Krioukova
By: Elena Krioukova
Its: Principal Executive Officer, Principal Accounting Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Hygge Integrated Brands Corp. and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elena Krioukova	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Director	August 18, 2020
Elena Krioukova

