Form 10-Q
period 2020-08-31
HYGGE INTEGRATED BRANDS CORP.
filed 2020-10-09
CIK 1803284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number: 333-237603

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

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short r period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 9, 2020
Common Stock, $0.001 par value	2,471,000

HYGGE INTEGRATED BRANDS CORP.

2

HYGGE INTEGRATED BRANDS CORP.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED BALANCE SHEETS

	August 31, 2020	May 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$12,144	$17,509
Accounts receivable	-	1,399
Inventory	1,766	2,583
Prepaids and other current assets	195	306
Total current assets	14,105	21,797
Total Assets	$14,105	$21,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,055	$969
Accounts payable - related party	25,538	22,417
Loan payable - related party	45,354	45,031
Total current liabilities	71,947	68,417
Total Liabilities	71,947	68,417

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,471,000 shares issued and outstanding as of August 31, 2020 and May 31, 2020, respectively	2,471	2,471
Additional paid-in capital	23,304	23,304
Accumulated deficit	(82,951)	(71,245)
Accumulated other comprehensive loss	(666)	(1,150)
Total stockholders’ deficit	(57,842)	(46,620)
Total Liabilities and Stockholders’ Deficit	$14,105	$21,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019

Revenue	$1,877	$-
Cost of revenue	1,342	-
Gross profit	535	-

Operating Expenses:
Professional fees	8,715	-
Executive compensation	1,500	-
Travel and promotion	527	-
General and administrative	1,175	65
Total operating expenses	11,917	65
Loss from Operations	(11,382)	(65)
Other Expense
Interest expense	(324)	(264)
Total Other Expense	(324)	(264)
Loss Before Income Taxes	(11,706)	(329)
Income tax provision	-	-
Net Loss	$(11,706)	$(329)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	484	(38)
Comprehensive Loss	$(11,222)	$(367)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding - Basic and Diluted	2,471,000	1,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT For the Three Months Ended August 31, 2020 and 2019 (Unaudited)

	Common stock		Additional		Accumulated Other
Description	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total

Balances at May 31, 2020	2,471,000	$2,471	$23,304	$(71,245)	$(1,150)	$(46,620)
Net loss	-	-	-	(11,706)	-	(11,706)
Foreign currency translation gain	-	-	-	-	484	484
Balances at August 31, 2020	2,471,000	$2,471	$23,304	$(82,951)	$(666)	$(57,842)

Balances at May 31, 2019	1,500,000	$1,500	$-	$(38,699)	$(143)	$(37,342)
Net loss	-	-	-	(329)	-	(329)
Foreign currency translation loss	-	-	-	-	(38)	(38)
Balances at August 31, 2019	1,500,000	$1,500	$-	$(39,028)	$(181)	$(37,709)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019
Operating Activities:
Net loss	$(11,706)	$(329)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts receivable	1,399	-
Inventory	894	-
Prepaids and other current assets	118	(5)
Accounts payable and accrued liabilities	38	105
Accounts payable - related party	2,924	-
Interest on loan payable - related party	324	264
Net Cash Provided by (Used in) Operating Activities	(6,009)	35

Investing Activities:	-	-

Financing Activities:	-	-

Effects of exchange rates on cash	644	(38)
Net Change in Cash	(5,365)	(3)
Cash - Beginning of Period	17,509	17
Cash - End of Period	$12,144	$14

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On May 4, 2018, the Company formed a wholly owned subsidiary, Hygge Integrated Brands Corp. (Canada), an Ontario, Canada Corporation (“HIBC CAD”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2020 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K filed with Securities and Exchange Commission on August 18, 2020.

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of August 31, 2020 and 2019. All intercompany balances and transactions have been eliminated.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivable are comprised of customer receivables. The Company’s net customer receivables were $0 and $1,399 as of August 31, 2020 and May 31, 2020, respectively, and consist of credit and debit card receivables from online payment processor, which typically settle within five business days. The Company does not maintain an allowance for doubtful accounts as historical losses on customer and vendor receivables have not been significant.

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

The following table presents our revenues disaggregated by products for the three months ended August 31, 2020 and 2019, respectively. Sales and other similar taxes are excluded from revenues.

	2020	2019
Dog beds	$1,756	$-
Pet shampoo	121	-
Total revenue:	$1,877	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at August 31, 2020 and 2019.

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

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share (“EPS”) is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three-month periods ended August 31, 2020 and 2019.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at August 31, 2020 and 2019, which raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory consisted of the following at August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019
Inventory – finished goods	$1,222	$-
Inventory – raw materials	544	-
Less: Inventory impairment allowance	-	-
Total	$1,766	$-

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

Accounts Payable – Related Party

As of August 31, 2020 and May 31, 2020 the Company owed its director and officer $25,538 and $22,417, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable – Related Party

The loans provided by the Company’s CEO are payable on demand, unsecured, and bear interest at 3.0% per annum. As at August 31, 2020 and May 31, 2020, the Company had accrued $2,515 and $2,192 respectively in interest expense related to these loans.

During the three-month periods ended August 31, 2020 and 2019 the Company incurred interest expense of $324 and $264, respectively. As of August 31, 2020 and May 31, 2020 the Company owed its officer $45,354 and $45,031 for loan principle and accrued interest.

Note 6 – Stockholders’ Deficiency

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Registered shares of common stock

In April of 2020, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register previously issued 971,000 shares of common stock. This Registration Statement was declared effective on July 2, 2020.

Note 7 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

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

Key Features:

•	Super soft internal cushion, generously hand stuffed with down alternative used in human bedding. Our synthetic down fill is mold and mildew resistant and 100% hypoallergenic;

•	High quality, 100% USA made, cotton canvas cover and unbleached 100% cotton inner pillow cover;

•	Cover and inner pillow are machine washable and dryable;

•	Contemporary minimalistic design without compromising on your home decor.

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

Results of operations for the three months ended August 31, 2020 and 2019.

Revenue

We started generating revenues from selling our products in the fourth quarter of our fiscal 2020. Our gross revenue from sales of our dog beds and pet shampoos for the three-month periods ended August 31, 2020 and 2019 was $1,877 and $0 respectively.

Operating Income (Loss)

During the three months ended August 31, 2020 and 2019, we had operating expenses of $11,917 and $65, respectively. This was due primarily to the advertising and marketing, professional fees and general and administrative expenses incurred. Operations for the Company didn’t begin until the second quarter of our fiscal 2020.

Comprehensive loss

We reported a comprehensive loss of $11,222 and $367 for the three-month periods ended August 31, 2020 and 2019, respectively. The comprehensive loss includes the gain on foreign exchange of $484 for the quarter ended August 31, 2020 and the loss of $38, for the quarter ended August 31, 2019.

Working Capital

	As of	As of
	August 31,	May 31,
	2020	2020

Total current assets	$14,105	$21,797
Total current liabilities	(71,947)	(68,417)
Working capital (deficiency)	$(57,842)	$(46,620)

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

Going Concern

The Company commenced generating revenues during the fourth quarter of the year ended May 31, 2020. As of August 31, 2020 the Company has recognized $3,866 in total revenues from sale of its products and had an accumulated deficit of $82,951 and $71,245 as of August 31, 2020 and May 31, 2020, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended August 31, 2020	For the Three Months Ended August 31, 2019

Net cash provided (used) by operating activities	$(6,009)	$35
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Effects of exchange rates on cash	644	(38)
Net increase (decrease) in cash	$(5,365)	$(3)

Cash Flows from Operating Activities

Our cash used by operating activities as of August 31, 2020 of $6,009 (August 31, 2019: $38) is a net result of a net loss of $11,706 and $329 for the three months ended August 31, 2020 and 2019, respectively and changes in our current assets and liabilities.

Cash flows resulting from changes in assets and liabilities for the three months ended August 31, 2020, include a decrease in accounts receivable of $1,399, the decrease in the inventory of finished goods and raw materials of $894 and in prepaid expenses and other current assets of $118, the increase in accounts payable and accrued liabilities of $38, the increase in accounts payable due to related party of $2,924 and in interest on cash advances from related party of $324.

During the year ended May 31, 2020, the company acquired manufacturing supplies for production of the dog beds, manufactured finished products (dog beds) and received an order of pet shampoo from the third-party manufacturer. The decrease in inventory correlates with sales of finished products, usage of raw materials in manufacturing and associated shipping supplies.

The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the amounts due to related party was due to expenses incurred on behalf of the Company and accrued interest on cash advances from the Company’s officer and director.

The decrease in prepaid expenses was due to decrease in our prepaid office rent and website hosting. The increase in the sales tax payable is a net result of the sales taxes collected on sales of our products and sales taxes paid on purchases during the quarter.

Cash flows resulting from changes in assets and liabilities for the three months ended August 31, 2019, include an increase in prepaid expenses of $5, the increase in interest on cash advances from our officer and director of $264 and the increase in accounts payable and accrued liabilities of $105. The increase in the amounts due to related party was due to accrued interest on cash advances from the Company’s officer and director. The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period.

Cash Flows from Investing and Financing Activities

We did not generate or use any cash in our investing and financing activities during the quarter ended August 31, 2020 and 2019.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of August 31, 2020, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

In connection with this quarterly report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s three-month period ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended August 31, 2020 and 2019, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2020

Hygge Integrated Brands Corp.

/s/ Elena Krioukova
By: Elena Krioukova
Its: Principal Executive Officer, Principal Accounting Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Hygge Integrated Brands Corp. and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elena Krioukova	Principal Executive Officer, Principal Accounting Officer,	October 9, 2020
Elena Krioukova	Principal Financial Officer, Secretary and Director

