Form 10-K/A
period 2020-05-31
HYGGE INTEGRATED BRANDS CORP.
filed 2020-12-23
CIK 1803284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Hygge Integrated Brands Corp., a Nevada corporation, or together with its subsidiary, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, which was filed with the SEC on August 18, 2020 (the “Form 10-K”), to replace the originally filed  Report of Independent Registered Public Accounting Firm with the updated in accordance with PCAOB AS 3101 version of this report.

No other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYGGE INTEGRATED BRANDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hygge Integrated Brands Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hygge Integrated Brands Corp (“the Company”) as of May 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

August 18, 2020

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED BALANCE SHEETS
	May 31, 2020	May 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$17,509	$17
Accounts receivable	1,399	-
Inventory	2,583	-
Prepaids and other current assets	306	681
Total current assets	21,797	698
Total Assets	$21,797	$698
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$969	$436
Accounts payable - related party	22,417	1,624
Loan payable - related party	45,031	35,980
Total current liabilities	68,417	38,040
Total Liabilities	68,417	38,040

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,471,000 and 1,500,000 shares issued and outstanding as of May 31, 2020 and 2019, respectively	2,471	1,500
Additional paid-in capital	23,304	-
Accumulated deficit	(71,245)	(38,699)
Accumulated other comprehensive loss	(1,150)	(143)
Total stockholders' deficiency	(46,620)	(37,342)
Total Liabilities and Stockholders' Deficiency	$21,797	$698

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019

Revenue	$1,989	$-
Cost of revenue	1,302	-
Gross profit	687	-

Operating Expenses:
Advertising and marketing	-	15,000
Research and development	-	10,000
Website development	-	4,000
Professional fees	15,000	-
Executive compensation	2,500	-
Travel and promotion	9,348	-
General and administrative	5,334	365
Total operating expenses	32,182	29,365
Loss from Operations	(31,495)	(29,365)
Other Income (Expense)
Interest expense	(1,051)	(1,007)
Total Other Income (Expense)	(1,051)	(1,007)
Loss Before Income Taxes	(32,546)	(30,372)
Income tax provision	-	-
Net Loss	$(32,546)	$(30,372)
Other Comprehensive Income (Loss)
Foreign currency translation loss	(1,007)	(112)
Comprehensive Loss	$(33,553)	$(30,484)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.02)	$(0.03)
Weighted Average Shares Outstanding - Basic and Diluted	2,010,997	1,047,945

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFCIENCY For the Years Ended May 31, 2020, and 2019
	Common Stock		Common Stock	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
Description	Shares	Amount	Subscriptions	Capital	Deficit	Loss	Total

Balances at May 31, 2018	-	$-	$1	$-	$(8,327)	$(31)	$(8,357)
Cancellation of prior year stock subscription	-	-	(1)	-	-	-	(1)
Common stock issued for cash at $0.001 per share	1,500,000	1,500	-	-	-	-	1,500
Net loss	-	-	-	-	(30,372)	-	(30,372)
Foreign currency translation loss	-	-	-	-	-	(112)	(112)
Balances at May 31, 2019	1,500,000	$1,500	$-	$-	$(38,699)	$(143)	$(37,342)

Common stock issued for cash at $0.025 per share	971,000	971	-	23,304	-	-	24,275
Net loss	-	-	-	-	(32,546)	-	(32,546)
Foreign currency translation loss	-	-	-	-	-	(1,007)	(1,007)
Balances at May 31, 2020	2,471,000	$2,471	$-	$23,304	$(71,245)	$(1,150)	$(46,620)

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019
Operating Activities:
Net loss	$(32,546)	$(30,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts receivable	(1,399)	-
Inventory	(2,583)	-
Prepaids and other current assets	375	18,319
Accounts payable and accrued liabilities	533	(101)
Accounts payable - related party	20,793	-
Interest on loan payable - related party	1,051	1,007
Net Cash Used in Operating Activities	(13,776)	(11,147)

Investing Activities:	-	-

Financing Activities:
Proceeds from issuance of common stock	24,275	1,500
Proceeds from loan payable - related party, net	8,000	7,527
Net Cash Provided by Financing Activities	32,275	9,027

Effects of exchange rates on cash	(1,007)	(112)
Net Change in Cash	17,492	(2,232)
Cash - Beginning of Period	17	2,249
Cash - End of Period	$17,509	$17

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Investing and Financing Activities
Cancellation of prior year subscription payable	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP.

NOTES TO THE MAY 31, 2020 AND 2019

CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations

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

Note 2 - Summary of Significant Accounting Policies

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

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily  operations by way of a public or private offering, among other factors;

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

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

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

Note 3 - Going Concern

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

Note 4 - Inventory

Inventory consisted of the following at May 31, 2020 and 2019:

	2020	2019
Inventory - finished goods	$2,023	$-
Inventory - raw materials	560	-
Less: Inventory impairment allowance	-	-
Total	$2,583	$-

Note 5 - Related Party Transactions

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

Accounts Payable - Related Party

As of May 31, 2020 and 2019 the Company owed its director and officer $22,417 and $1,624, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable - Related Party

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

Note 6 - Stockholders’ Deficiency

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

Note 7 - Income Tax

Deferred Tax Assets

At May 31, 2020 and 2019, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $71,245 and $38,699, respectively, that may be offset against future taxable income through 2038.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,961, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	May 31, 2020	May 31, 2019
Net deferred tax assets - Non-current:
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

Note 8 - Subsequent Events

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

Accounts Payable - Related Party

As of May 31, 2020 and 2019 the Company owed its director and officer $22,417 and $1,624, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable - Related Party

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

Hygge Integrated Brands Corp.

Date: December 23, 2020	/s/ Elena Krioukova
By: Elena Krioukova
Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Hygge Integrated Brands Corp. and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Barker	President and Director	December 23,2020
Jennifer Barker

/s/ Elena Krioukova	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer),	December 23, 2020
Elena Krioukova	Treasurer, Secretary and Director

