Form 10-Q
period 2020-11-30
HYGGE INTEGRATED BRANDS CORP.
filed 2021-01-14
CIK 1803284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-237603

HYGGE INTEGRATED BRANDS CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-5155876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1060 Woodcock Road, Orlando, FL	32803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 732-5707

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short r period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated Filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 14, 2021
Common Stock, $0.001 par value	2,471,000

HYGGE INTEGRATED BRANDS CORP.

2

HYGGE INTEGRATED BRANDS CORP.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED BALANCE SHEETS
	November 30, 2020	May 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,556	$17,509
Accounts receivable	-	1,399
Inventory	1,226	2,583
Prepaids and other current assets	242	306
Total current assets	6,024	21,797
Total Assets	$6,024	$21,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,076	$969
Accounts payable - related party	22,426	22,417
Loan payable - related party	45,675	45,031
Total current liabilities	69,177	68,417
Total Liabilities	69,177	68,417

Commitments and Contingencies	-	-

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,471,000 shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	2,471	2,471
Additional paid-in capital	23,304	23,304
Accumulated deficit	(88,179)	(71,245)
Accumulated other comprehensive loss	(749)	(1,150)
Total stockholders' deficit	(63,153)	(46,620)
Total Liabilities and Stockholders’ Deficit	$6,024	$21,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Six Months Ended November 30, 2020	Six Months Ended November 30, 2019
Revenue	$1,101	$-	$2,978	$-
Cost of revenue	741	-	2,083	-
Gross profit	360	-	895	-

Operating Expenses:
Professional fees	2,500	-	11,215	-
Executive compensation	600	-	2,100	-
Travel and promotion	716	8,291	1,243	8,291
General and administrative	1,452	1,528	2,627	1,594
Total operating expenses	5,268	9,819	17,185	9,885
Loss from Operations	(4,908)	(9,819)	(16,290)	(9,885)
Other Expense
Interest expense	(320)	(263)	(644)	(526)
Total Other Expense	(320)	(263)	(644)	(526)
Loss Before Income Taxes	(5,228)	(10,082)	(16,934)	(10,411)
Income tax provision	-	-	-	-
Net Loss	$(5,228)	$(10,082)	$(16,934)	$(10,411)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(83)	(158)	401	(196)
Comprehensive Loss	$(5,311)	$(10,240)	$(16,533)	$(10,607)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	2,471,000	1,609,176	2,471,000	1,554,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT For the Three Months Ended November 30, 2020 and 2019 (Unaudited)
Description	Common stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balances at August 31, 2020	2,471,000	$2,471	$23,304	$(82,951)	$(666)	$(57,842)
Net loss	-	-	-	(5,228)	-	(5,228)
Foreign currency translation gain	-	-	-	-	(83)	(83)
Balances at November 30, 2020	2,471,000	$2,471	$23,304	$(88,179)	$(749)	$(63,153)

Balances at August 31, 2019	1,500,000	$1,500	$-	$(39,028)	$(181)	$(37,709)
Common stock issued for cash	760,000	760	18,240	-	-	19,000
Net loss	-	-	-	(10,082)	-	(10,082)
Foreign currency translation loss	-	-	-	-	(158)	(158)
Balances at November 30, 2019	2,260,000	$2,260	$18,240	$(49,110)	$(339)	$(28,949)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT For the Six Months Ended November 30, 2020 and 2019 (Unaudited)
Description	Common stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balances at May 31, 2020	2,471,000	$2,471	$23,304	$(71,245)	$(1,150)	$(46,620)
Net loss	-	-	-	(16,934)	-	(16,934)
Foreign currency translation gain	-	-	-	-	401	401
Balances at November 30, 2020	2,471,000	$2,471	$23,304	$(88,179)	$(749)	$(63,153)

Balances at May 31, 2019	1,500,000	$1,500	$-	$(38,699)	$(143)	$(37,342)
Common stock issued for cash	760,000	760	18,240		-	19,000
Net loss	-	-	-	(10,411)	-	(10,411)
Foreign currency translation loss	-	-	-	-	(196)	(196)
Balances at November 30, 2019	2,260,000	$2,260	$18,240	$(49,110)	$(339)	$(28,949)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended November 30, 2020	Six Months Ended November 30, 2019
Operating Activities:
Net loss	$(16,934)	$(10,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts receivable	1,399	-
Inventory	1,357	-
Prepaids and other current assets	64	(5)
Accounts payable and accrued liabilities	107	151
Accounts payable - related party	9	10,656
Interest on loan payable - related party	644	526
Net Cash Provided by (Used in) Operating Activities	(13,354)	917

Investing Activities:	-	-
Financing Activities:
Proceeds from issuance of common stock	-	19,000
Net Cash Provided by Financing Activities	-	19,000

Effects of exchange rates on cash	401	(196)
Net Change in Cash	(12,953)	19,721
Cash - Beginning of Period	17,509	17
Cash - End of Period	$4,556	$19,738

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

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

On May 4, 2018, the Company formed a wholly owned subsidiary, Hygge Integrated Brands Corp. (Canada), an Ontario, Canada Corporation (“HIBC CAD”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2020 and notes thereto included in the Company’s Annual Report on the Form 10-K filed with Securities and Exchange Commission on August 18, 2020.

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of November 30, 2020 and 2019. All intercompany balances and transactions have been eliminated.

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

Accounts Receivable

The Company’s accounts receivable are comprised of customer receivables. The Company’s net customer receivables were $0 and $1,399 as of November 30, 2020 and May 31, 2020, respectively, and consist of credit and debit card receivables from online payment processor, which typically settle within five business days. The Company does not maintain an allowance for doubtful accounts as historical losses on customer and vendor receivables have not been significant.

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

The following table presents our revenues disaggregated by products for the three and six months ended November 30, 2020 and 2019, respectively. Sales and other similar taxes are excluded from revenues.

	Three Months	Three Months	Six Months	Six Months
	Ended November 30,	Ended November 30,	Ended November 30,	Ended November 30,
	2020	2019	2020	2019
Dog beds	$-	$-	$1,756	$-
Pet Shampoo	1,101	-	1,222	-
Total revenue:	$1,101	$-	$2,978	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at November 30, 2020 and 2019.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three-month periods ended November 30, 2020 and 2019.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at November 30, 2020 and 2019, which raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory consisted of the following at November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31, 2020
Inventory – finished goods	$682	$2,023
Inventory – raw materials	544	560
Less: Inventory impairment allowance	-	-
Total	$1,226	$2,583

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

Accounts Payable – Related Party

As of November 30, 2020 and May 31, 2020 the Company owed its director and officer $22,426 and $22,417, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable – Related Party

The loans provided by the Company’s CEO are payable on demand, unsecured, and bear interest at 3.0% per annum. As at November 30, 2020 and May 31, 2020, the Company had accrued $2,835 and $2,192 respectively in interest expense related to these loans.

During the six-month periods ended November 30, 2020 and 2019 the Company incurred interest expense of $644 and $527, respectively. As of November 30, 2020 and May 31, 2020 the Company owed its officer $45,675 and $45,031 for loan principle and accrued interest.

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

 Key Features:

●    Super soft internal cushion, generously hand stuffed with down alternative used in human bedding. Our synthetic down fill is mold and mildew resistant and 100% hypoallergenic;

●    High quality, 100% USA made, cotton canvas cover and unbleached 100% cotton inner pillow cover;

●    Cover and inner pillow are machine washable and dryable;

●    Contemporary minimalistic design without compromising on your home decor.

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

Results of operations

Three months ended November 30, 2020 and 2019.

The following table summarizes the results of our operations during the three months ended November 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior year three-month period:

Line Item	11/30/20	11/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$1,101	$-	$1,101	100%
Cost of revenues	741	-	741	100%
Operating expenses	5,268	9,819	(4,551)	(46)%
Net loss	5,228	10,082	(4,854)	(48)%
Foreign currency translation loss	83	158	(75)	(48)%
Comprehensive loss	5,311	10,240	(4,929)	(48)%
Loss per share of common stock	(0.00)	(0.01)	(0.01)	-

We started generating revenues from selling our products in the fourth quarter of our fiscal 2020. Our gross revenue from sales of our dog beds and pet shampoos for the three-month periods ended November 30, 2020 and 2019 was $1,101 and $0 respectively. The decrease in operating expenses was primarily due to the decrease in advertising and marketing and general and administrative expenses. Our operating expenses were offset by revenues generated during the quarter ended November 30, 2020.

Six months ended November 30, 2020 and 2019.

The following table summarizes the results of our operations during the six months ended November 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six-month period to the prior six-month period:

Line Item	11/30/20	11/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,978	$-	$2,978	100%
Cost of revenues	2,083	-	2,083	100%
Operating expenses	17,185	9,885	7,300	74%
Net loss	16,934	10,411	6,523	63%
Foreign currency translation gain (loss)	401	(196)	597	304%
Comprehensive loss	16,533	10,607	5,926	56%
Loss per share of common stock	(0.01)	(0.01)	-	-

We started generating revenues from selling our products in the fourth quarter of our fiscal 2020. Our revenue from sales of our dog beds and pet shampoos for the six-month periods ended November 30, 2020 and 2019 was $2,978 and $0 respectively. The increase in operating expenses was primarily due to the increase in professional fees, executive compensation and general and administrative expenses, offset by a decrease in advertising and marketing expenses. Our operating expenses were offset by revenues generated during the six-month period ended November 30, 2020.

Liquidity and Capital Resources

As of November 30, 2020, we had total assets of $6,024, working capital deficit of $63,153 and an accumulated deficit of $88,179. Our operating activities used $13,354 in cash for the six months ended November 30, 2020, while our operations generated $917 cash in the six months ended November 30, 2019. In addition, we received $19,000 in proceeds from issuance of our common stock at $0.025 per share during the six months ended November 30, 2019.

Working Capital

	As of	As of
	November 30,	May 31,
	2020	2020

Total current assets	$6,024	$21,797
Total current liabilities	(69,177)	(68,417)
Working capital (deficiency)	$(63,153)	$(46,620)

Going Concern

The Company commenced generating revenues during the fourth quarter of the year ended May 31, 2020. As of November 30, 2020, the Company has recognized $4,967 in total revenues from sale of its products and had an accumulated deficit of $88,179 and $71,245 as of November 30, 2020 and May 31, 2020, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of November 30, 2020, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In connection with this quarterly report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's six-month period ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six-month periods ended November 30, 2020 and 2019, and currently we are not involved in any pending litigation or legal proceeding.

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

Hygge Integrated Brands Corp.

Date: January 14, 2021	/s/ Elena Krioukova
By: Elena Krioukova
Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Hygge Integrated Brands Corp. and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Barker	President and Director	January 14 ,2021
Jennifer Barker

/s/ Elena Krioukova	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer),	January 14, 2021
Elena Krioukova	Treasurer, Secretary and Director

