Form 10-Q
period 2021-02-28
HYGGE INTEGRATED BRANDS CORP.
filed 2021-04-09
CIK 1803284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Registrant’s telephone number, including area code: (407) 732-5707

Securities registered under Section 12(b) of the Exchange Act:  None

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short r period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒ No [  ]

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No [  ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 9, 2021

Common Stock, $0.001 par value	2,471,000

HYGGE INTEGRATED BRANDS CORP.

2

HYGGE INTEGRATED BRANDS CORP.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED BALANCE SHEETS
	February 28, 2021	May 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,248	$17,509
Accounts receivable	-	1,399
Inventory	820	2,583
Prepaids and other current assets	348	306
Total current assets	6,416	21,797
Total Assets	$6,416	$21,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,086	$969
Accounts payable - related party	26,353	22,417
Loans payable - related party	45,992	45,031
Total current liabilities	74,431	68,417
Total Liabilities	74,431	68,417

Commitments and Contingencies	-	-

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,471,000 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	2,471	2,471
Additional paid-in capital	23,304	23,304
Accumulated deficit	(93,061)	(71,245)
Accumulated other comprehensive loss	(729)	(1,150)
Total stockholders' deficit	(68,015)	(46,620)
Total Liabilities and Stockholders’ Deficit	$6,416	$21,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	Nine Months Ended February 28, 2021	Nine Months Ended February 29, 2020
Revenue	$1,880	$-	$4,858	$-
Cost of revenue	1,007	-	3,090	-
Gross profit	873	-	1,768	-

Operating Expenses:
Professional fees	2,500	3,500	13,715	3,500
Executive compensation	600	1,000	2,700	1,000
Travel and promotion	18	232	1,261	8,523
General and administrative	2,320	3,737	4,947	5,332
Total operating expenses	5,438	8,469	22,623	18,355
Loss from Operations	(4,565)	(8,469)	(20,855)	(18,355)
Other Expense
Interest expense	(317)	(181)	(961)	(706)
Total Other Expense	(317)	(181)	(961)	(706)
Loss Before Income Taxes	(4,882)	(8,650)	(21,816)	(19,061)
Income tax provision	-	-	-	-
Net Loss	$(4,882)	$(8,650)	$(21,816)	$(19,061)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	20	(280)	421	(476)
Comprehensive Loss	$(4,862)	$(8,930)	$(21,395)	$(19,537)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	2,471,000	2,458,758	2,471,000	1,854,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT For the Three Months Ended February 28, 2021 and February 29, 2020 (Unaudited)
Description	Common stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balances at November 30, 2020	2,471,000	$2,471	$23,304	$(88,179)	$(749)	$(63,153)
Net loss	-	-	-	(4,882)	-	(4,882)
Foreign currency translation gain	-	-	-	-	20	20
Balances at February 28, 2021	2,471,000	$2,471	$23,304	$(93,061)	$(729)	$(68,015)

Balances at November 30, 2019	2,260,000	$2,260	$18,240	$(49,110)	$(339)	$(28,949)
Common stock issued for cash at $0.25 per share	211,000	211	5,064	-	-	5,275
Net loss	-	-	-	(8,650)	-	(8,650)
Foreign currency translation loss	-	-	-	-	(280)	(280)
Balances at February 29, 2020	2,471,000	$2,471	$23,304	$(57,760)	$(619)	$(32,604)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT For the Nine Months Ended February 28, 2021 and February 29, 2020 (Unaudited)
Description	Common stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balances at May 31, 2020	2,471,000	$2,471	$23,304	$(71,245)	$(1,150)	$(46,620)
Net loss	-	-	-	(21,816)	-	(21,816)
Foreign currency translation gain	-	-	-	-	421	421
Balances at February 28, 2021	2,471,000	$2,471	$23,304	$(93,061)	$(729)	$(68,015)

Balances at May 31, 2019	1,500,000	$1,500	$-	$(38,699)	$(143)	$(37,342)
Common stock issued for cash at $0.025 per share	971,000	971	23,304	-	-	24,275
Net loss	-	-	-	(19,061)	-	(19,061)
Foreign currency translation loss	-	-	-	-	(476)	(476)
Balances at February 29, 2020	2,471,000	$2,471	$23,304	$(57,760)	$(619)	$(32,604)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGGE INTEGRATED BRANDS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended February 28, 2021	Nine Months Ended February 29, 2020
Operating Activities:
Net loss	$(21,816)	$(19,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts receivable	1,399	-
Inventory	1,763	(1,249)
Prepaids and other current assets	(42)	(969)
Accounts payable and accrued liabilities	1,117	668
Accounts payable - related party	3,936	14,653
Interest on loans payable - related party	961	787
Net Cash Provided by (Used in) Operating Activities	(12,682)	(5,171)

Investing Activities:	-	-
Financing Activities:
Proceeds from issuance of common stock	-	24,275
Net Cash Provided by Financing Activities	-	24,275

Effects of exchange rates on cash	421	(476)
Net Change in Cash	(12,261)	18,628
Cash - Beginning of Period	17,509	17
Cash - End of Period	$5,248	$18,645

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of February 28, 2021 and February 29, 2020. All intercompany balances and transactions have been eliminated.

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

Accounts Receivable

The Company’s accounts receivable are comprised of customer receivables. The Company’s net customer receivables were $0 and $1,399 as of February 28, 2021 and May 31, 2020, respectively, and consist of credit and debit card receivables from online payment processor, which typically settle within five business days. The Company does not maintain an allowance for doubtful accounts as historical losses on customer and vendor receivables have not been significant.

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

The following table presents our revenues disaggregated by products for the three and nine months ended February 29, 2021 and February 29, 2020, respectively. Sales and other similar taxes are excluded from revenues.

	Three Months	Three Months	Nine Months	Nine Months
	Ended February 28,	Ended February 29,	Ended February 28,	Ended February 29,
	2021	2020	2021	2020
Dog beds	$1,880	$-	$3,636	$-
Pet Shampoo	-	-	1,222	-
Total revenue:	$1,880	$-	$4,858	$-

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

The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at February 28, 2021 and February 29, 2020.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than the U.S. Dollar, the Company’s reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

The Company’s wholly owned Canadian subsidiary uses the Canadian Dollar as its reporting currency as well as its functional currency. The change in exchange rates between the U.S. Dollar, the Company’s reporting and functional currency and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Foreign currency translation

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the nine-month periods ended February 28, 2021 and February 29, 2020.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at February 28, 2021 and February 29, 2020, which raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

Inventory consisted of the following at February 28, 2021 and May 31, 2020:

	February 28, 2021	May 31, 2020
Inventory – finished goods	$319	$2,023
Inventory – raw materials	501	560
Less: Inventory reserve	-	-
Total	$820	$2,583

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

Accounts Payable – Related Party

As of February 28, 2021 and May 31, 2020 the Company owed its director and officer $26,353 and $22,417, respectively. These amounts are comprised of cash advances, accrued management consulting fees, and unpaid expenses incurred on behalf of the Company as of the end of the reporting period.

Loan Payable – Related Party

The loans provided by the Company’s CEO are payable on demand, unsecured, and bear interest at 3.0% per annum. As at February 28, 2021 and May 31, 2020, the Company had accrued $3,153 and $2,192 respectively in interest expense related to these loans.

During the nine-month periods ended February 28, 2021 and February 29, 2021 the Company incurred interest expense of $961 and $706, respectively. As of February 28, 2021 and May 31, 2020 the Company owed its officer $45,992 and $45,031 for loan principle and accrued interest.

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

Results of operations

Three months ended February 28, 2021 and February 29, 2020.

The following table summarizes the results of our operations during the three months ended February 28, 2021 and and February 29, 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	02/28/21	02/29/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$1,880	$0	$1,880	100%
Cost of revenues	1,007	0	1,007	100%
Operating expenses	5,438	8,469	(3,031)	(36)%
Net loss	4,882	8,650	(3,768)	(44)%
Foreign currency translation gain (loss)	20	(280)	300	107%
Comprehensive loss	4,862	8,930	(4,068)	(46)%
Loss per share of common stock	(0.00)	(0.00)	0.00	0

We started generating revenues from selling our products in the fourth quarter of our fiscal 2020. Our gross revenue from sales of our dog beds and pet shampoos for the three-month periods ended February 28, 2021 and February 29, 2020 was $1,880 and $0 respectively. The decrease in operating expenses was primarily due to the decrease in advertising and marketing and general and administrative expenses. Our operating expenses were offset by revenues generated during the quarter ended February 28, 2021.

Nine months ended February 28, 2021 and February 29, 2020.

The following table summarizes the results of our operations during the nine months ended February 28, 2021 and February 29, 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	02/28/21	02/29/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$4,858	$0	$4,858	100%
Cost of revenues	3,090	0	3,090	100%
Operating expenses	22,623	18,355	4,268	23%
Net loss	21,816	19,061	2,755	15%
Foreign currency translation gain (loss)	421	(476)	897	188%
Comprehensive loss	21,395	19,537	1,858	10%
Loss per share of common stock	(0.01)	(0.01)	0.00	0

We started generating revenues from selling our products in the fourth quarter of our fiscal 2020. Our gross revenue from sales of our dog beds and pet shampoos for the nine-month periods ended February 28, 2021 and February 29, 2020 was $4,858 and $0 respectively. The increase in operating expenses was primarily due to the increase in professional fees and executive compensation and to the decrease in advertising and marketing expenses and general and administrative expenses. Our operating expenses were offset by revenues generated during the nine-month period ended February 28, 2021.

Liquidity and Capital Resources

As of February 28, 2021, we had total assets of $6,416, working capital deficit of $68,015 and an accumulated deficit of $93,061. Our operating activities used $12,682 and $5,171 in cash for the nine months ended February 28, 2021 and February 29, 2020, respectively. In addition, we received $24,275 in proceeds from issuance of our common stock at $0.025 per share during the nine months ended February 29, 2020.

Working Capital

	As of	As of
	February 28,	May 31,
	2021	2020

Total current assets	$6,416	$21,797
Total current liabilities	(74,431)	(68,417)
Working capital (deficiency)	$(68,015)	$(46,620)

Going Concern

The Company commenced generating revenues during the fourth quarter of the year ended May 31, 2020. As of February 28, 2021, the Company has recognized $6,847 in total revenues since inception from sale of its products and had an accumulated deficit of $93,061 and $71,245 as of February 28, 2021 and May 31, 2020, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of February 28, 2021, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In connection with this quarterly report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 28, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's nine-month period ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine-month periods ended February 28, 2021 and February 29, 2020, and currently we are not involved in any pending litigation or legal proceeding.

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

Hygge Integrated Brands Corp.

Date: April 9, 2021	/s/ Elena Krioukova
By: Elena Krioukova
Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Hygge Integrated Brands Corp. and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Barker	President and Director	April 9, 2021
Jennifer Barker

/s/ Elena Krioukova	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer),	April 9, 2021
Elena Krioukova	Treasurer, Secretary and Director

